Form 10QSB
period 2002-03-31
ADVANCED INCUBATOR INC
filed 2002-05-16
CIK 1165397

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from__________ to ___________


                            ADVANCED INCUBATOR, INC,
                     ---------------------------------------
                (Name of Registrant as specified in its charter)


                                       N/A
                       ----------------------------------
                           (Former Name of Registrant)

       FLORIDA                            0-33509                   02-0546060
       ---------                       ------------                -----------
(State or other jurisdiction of       (Commission File          (IRS Employer
 incorporation or organization)           No.)               Identification No.)



2101 NW Corporate Boulevard, Suite 414 Boca Raton, Florida 33431   (561)997-9920
--------------------------------------------------------------------------------
          Address and telephone number of principal executive offices)



Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  (X)                  No   ( )



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity , as of the latest practicable date:      April 30, 2002
                                                 --------------


            CLASS                           Outstanding at April 30, 2002
-----------------------------               -----------------------------

Common stock $0.0001 Par Value                                         3,000,000

                        ADVANCED INCUBATOR, INC.

PART I:   FINANCIAL INFORMATION                                                   PAGE
                                                                                  ----

          Balance Sheet as of March 31, 2001 (Unaudited)                           3



          Condensed Statement of Operations Cumulative from July 23, 2001
          (inception) and for the Three Months Ended

          March 31, 2002  (Unaudited)                                              4

          Statement of Cash Flows Cumulative from July 23, 2001 (inception)
          and for the Three Months Ended March 31, 2002  (Unaudited)               5

           Notes to Financial Statements                                            6

           Management's Discussion and Analysis of Financial
           Condition                                                                7

                            ADVANCED INCUBATOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET

                                 MARCH 31, 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                                 $   318
                                                                      =======


                              STOCKHOLDERS' EQUITY
                              --------------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 20,000,000
  shares authorized, no shares issued or
  outstanding                                                         $    --
 Common stock, $.0001 par value, 100,000,000
  shares authorized, 3,000,000 shares issued and
  outstanding                                                             300
 Additional paid-in capital                                             1,251
 Deficit accumulated during the development stage                      (1,233)
                                                                      -------

TOTAL STOCKHOLDERS' EQUITY                                            $   318
                                                                      =======


                Read Accompanying Notes to Financial Statements.

                            ADVANCED INCUBATOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2002

                                       AND

          PERIOD FROM JULY 23, 2001 (INCEPTION) THROUGH MARCH 31, 2002
                                   (UNAUDITED)

                                                                   Period From
                                                                  July 23, 2001
                                                 Three Months      (Inception)
                                                 Ended March 31,    To March 31,
                                                     2002               2002
                                                 -----------        -----------

REVENUES                                         $        --        $        --

EXPENSES

 General and administrative                            1,032              1,233
                                                 -----------        -----------

NET LOSS                                         $    (1,032)       $    (1,233)
                                                 ===========        ===========

LOSS PER SHARE                                   $        --        $        --
                                                 ===========        ===========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                   3,000,000
                                                                    ===========


                Read Accompanying Notes to Financial Statements.

                            ADVANCED INCUBATOR, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 2002

                                       AND

          PERIOD FROM JULY 23, 2001 (INCEPTION) THROUGH MARCH 31, 2002
                                   (UNAUDITED)

                                                                    Period From
                                                                   July 23, 2001
                                                   Three Month       (Inception)
                                                  Ended March 31,   To March 31,
                                                     2002                2002
                                                   -------              -------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $(1,032)             $(1,233)
                                                   -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of stock subscriptions
  receivable                                           300                  300
 Additional paid-in capital                          1,050                1,050
 Increase in amount due to stockholder                  --                  201
                                                   -------              -------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                          1,350                1,551
                                                   -------              -------

NET INCREASE IN CASH                                   318                  318

CASH - BEGINNING                                        --                   --
                                                   -------              -------

CASH - ENDING                                      $   318              $   318
                                                   =======              =======



SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Common shares issued for stock
subscriptions receivable                           $    --              $   300
                                                   =======              =======

Amount due to stockholder reclassified
to additional paid-in capital                      $    --              $   201
                                                   =======              =======




                Read accompanying Notes to Financial Statements.

                            ADVANCED INCUBATOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1.  ORGANIZATION
         ------------

         Advanced Incubator, Inc. was incorporated on July 23, 2001 under the laws of the State of Florida and has a year ending December 31. The company is a "shell" company, the purpose of which is to seek and consummate a merger or acquisition. The company's headquarters is in Boca Raton, Florida. Since inception, the Company has been dependent upon capital investment or other financing to fund its activities.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         BASIS OF PRESENTATION
         ---------------------

         The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the period ended December 31, 2001, included in the Company's Form 10-SB as filed with the SEC.

                            ADVANCED INCUBATOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


         LOSS PER SHARE
         --------------

         Loss per share is computed by dividing net loss for the year by the weighted average number of shares outstanding.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -----------------------------------------------------

         USE OF ESTIMATES

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.  RELATED PARTY TRANSACTIONS

         OFFICE FACILITIES

         The Company shares office space with a law practice, the partners of which are the stockholders. No rent is being charged to the Company.

NOTE 4.  CAPITAL STOCK

         As of March 31, 2002, 3,000,000 common shares were issued and outstanding, of which 1,000,000 common shares were issued to an officer and promoter of the Company. No preferred shares were issued or outstanding.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

For the three months ended March 31, 2002 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination. The Company has incurred operating losses to date of $1,233 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

In April 2002 the Company's principal shareholders signed a letter of intent with Garland Harris, an unaffiliated third party whereby Mr. Harris would acquire 2.7 million shares of the Company's issued and outstanding shares of common stock from the Company's three shareholders. Closing of the transaction is subject to completion by each party of their own due diligence

Liquidity and Capital Resources

The Company has cash of $318 and no liabilities. The investigation of prospective business candidates involves the expenditure of capital. The Company will likely have to look to its sole officer, its shareholders or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude a business combination or to pay ongoing operating expenses.


PART II.  OTHER INFORMATION AND SIGNATURES



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED INCUBATOR, INC.


/s/ Kenneth S. Pollock

-----------------------------
BY: /s/ Kenneth S. Pollock,  president



Dated: This 14th day of May 2002