Form 10QSB
period 2002-06-30
ADVANCED INCUBATOR INC
filed 2002-08-16
CIK 1165397

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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

         Yes  (X)     No  ( )


                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: April 30, 2002

           CLASS                                  Outstanding at April 30, 2002
------------------------------                    -----------------------------
Common stock $0.0001 Par Value                             3,000,000

                            ADVANCED INCUBATOR, INC.

PART I:   FINANCIAL INFORMATION                                                       PAGE
                                                                                      ----

              Balance Sheet as of June 30, 2002 (Unaudited)                            3

              Condensed Statement of Operations for the  Three
              and Six Months Ended June 30, 2002 and for the Period
              July 23, 2001 (Inception) to June 30, 2002 (Unaudited)                   4

              Condensed Statement of Cash Flows for the six months Ended June
              30, 2002 and for the Period from July 23, 2001
              (inception) to  June 30, 2002  (Unaudited)                               5

              Notes to Financial Statements                                            6

              Management's Discussion and Analysis of Financial
              Condition                                                                8


                            ADVANCED INCUBATOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)



                                     ASSETS

CURRENT ASSETS
 Cash                                                              $  270
                                                                   ======




                              STOCKHOLDERS' EQUITY


STOCKHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 20,000,000
  shares authorized, no shares issued or
  outstanding                                                      $   --
 Common stock, $.0001 par value, 100,000,000
  shares authorized, 3,000,000 shares issued and
  outstanding                                                         300
 Additional paid-in capital                                         1,251
 Deficit accumulated during the development stage                  (1,281)
                                                                   ------

TOTAL STOCKHOLDERS' EQUITY                                         $  270
                                                                   ======

                Read Accompanying Notes to Financial Statements.

                            ADVANCED INCUBATOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                             Period From
                                                                            July 23, 2001
                                       Three Months      Six Months          (Inception)
                                       Ended June 30    Ended June 30,       to June 30,
                                            2002             2002                2002
                                        ----------        ----------           -------
REVENUES                                $       --        $       --           $    --

EXPENSES
 General and administrative                     48             1,080             1,281
                                        ----------        ----------           -------

NET LOSS                                $      (48)       $   (1,080)          $(1,281)
                                        ==========        ==========           =======

LOSS PER SHARE                          $       --        $       --
                                        ==========        ==========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                             3,000,000         3,000,000
                                        ==========        ==========

                Read Accompanying Notes to Financial Statements.

                            ADVANCED INCUBATOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                Period From
                                                                July 23, 2001
                                                Six Months       (Inception)
                                              Ended June 30      to June 30,
                                                    2002            2002
                                                  -------          -------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $(1,080)         $(1,281)
                                                  -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of stock subscriptions
  receivable                                          300              300
 Additional paid-in capital                         1,050            1,050
 Increase in amount due to stockholder                 --              201
                                                  -------          -------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                         1,350            1,551
                                                  -------          -------

NET INCREASE IN CASH                                  270              270

CASH - BEGINNING                                       --               --
                                                  -------          -------

CASH - ENDING                                     $   270          $   270
                                                  =======          =======

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Common shares issued for stock
subscriptions receivable.                         $   --           $   300
                                                  ======           =======

Amount due to stockholder reclassified
to additional paid-in capital                     $   --           $   201
                                                  ======           =======


                Read accompanying Notes to Financial Statements.

                            ADVANCED INCUBATOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



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

                            ADVANCED INCUBATOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002



NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  -----------------------------------------------------

                  USE OF ESTIMATES
                  ----------------

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

NOTE 3.           RELATED PARTY TRANSACTIONS
                  --------------------------

                  OFFICE FACILITIES
                  -----------------

                  The Company shares office space with a law practice, the partners of which are the stockholders. No rent is being charged to the Company.

NOTE 4.           CAPITAL STOCK
                  -------------

                  As of June 30, 2002, 3,000,000 common shares were issued and outstanding, of which 1,000,000 common shares were issued to an officer and promoter of the Company. No preferred shares were issued or outstanding.

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

Results of Operations

For the three months ended June 30, 2002 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination. The Company has incurred operating losses to date of $1,281 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

In April 2002 the Company's principal shareholders signed a letter of intent with Garland Harris, an unaffiliated third party whereby Mr. Harris would acquire 2.7 million shares of the Company's issued and outstanding shares of common stock from the Company's three shareholders. Mr. Harriss was not able to comply with the terms and conditions of the purchase agreement and the agreement was rescinded.

Liquidity and Capital Resources

The Company has cash of $270 and no liabilities. The investigation of prospective business candidates involves the expenditure of capital. The Company will likely have to look to its sole officer, its shareholders or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude a business combination or to pay ongoing operating expenses.

PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.     Legal Proceedings

None.

Item 2.   Change in Securities

None.

Item 3.   Defaults Upon Senior Securities

We have not issued any senior securities and as such there have been no defaults.

Item 4.  Submission of Matters to a Vote of Security Holders

We have not submitted any matters to a vote of our security holders, whether through proxy or otherwise, during the quarter ended June 30, 2002.

Item 5.   Other Information

None.

Item 6.  Exhibits and Reports on Form 8-k

         (a) Exhibits.

         99.1 Certification by chief executive officer

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED INCUBATOR, INC.


/s/ Kenneth S. Pollock
-----------------------------
BY: /s/ Kenneth S. Pollock,  President
Dated: This 14th day of August 2002