Form 10QSB
period 2002-09-30
ADVANCED INCUBATOR INC
filed 2002-11-19
CIK 1165397

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from__________ to ___________


                            ADVANCED INCUBATOR, INC,
                            ------------------------
                (Name of Registrant as specified in its charter)

                                       N/A
                                    --------
                           (Former Name of Registrant)

       FLORIDA                                 0-33509                           02-0546060
       -------                                 -------                           ----------
(State or other jurisdiction of            (Commission File                     (IRS Employer
 incorporation or organization)                No.)                              Identification No.)


 2101 NW Corporate Boulevard, Suite 414 Boca Raton, Florida 33431 (561)997-9920
 ------------------------------------------------------------------------------
          Address and telephone number of principal executive offices)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  (X)                  No   ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: September 30, 2002
                                            ------------------

           CLASS                               Outstanding at September 30, 2002
  ------------------------                     ---------------------------------

Common stock $0.0001 Par Value                            3,000,000

                            ADVANCED INCUBATOR, INC.

PART I:   FINANCIAL INFORMATION                                                                 PAGE
                                                                                                ----
               Balance Sheet as of September 30, 2002 (Unaudited)                                3

               Condensed Statement of Operations for the  Three
               and Nine Months Ended September 30,  2002 and for the Period
               July 23, 2001 (Inception) to September 30,  2002 (Unaudited)                      4

               Condensed Statement of Cash Flows for the nine months Ended
                September 30, 2002 and for the Period from July 23, 2001
               (inception) to September 30, 2002  (Unaudited)                                    5

               Notes to Financial Statements                                                     6

               Management's Discussion and Analysis of Financial
               Condition                                                                         8


                            ADVANCED INCUBATOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                                   $   222
                                                                        =======




                              STOCKHOLDERS' EQUITY
                              --------------------


STOCKHOLDERS' EQUITY
 Preferred stock, $.0001 par value, 20,000,000
  shares authorized, no shares issued or
  outstanding                                                           $    --
 Common stock, $.0001 par value, 100,000,000
  shares authorized, 3,000,000 shares issued and
  outstanding                                                               300
 Additional paid-in capital                                               1,251
 Deficit accumulated during the development stage                        (1,329)
                                                                        -------

TOTAL STOCKHOLDERS' EQUITY                                              $   222
                                                                        =======


                Read Accompanying Notes to Financial Statements.

                            ADVANCED INCUBATOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                Period From
                                                                                July 23, 2001
                                         Three Months          Nine Months        (Inception)
                                      Ended September 30,  Ended September 30,  to September 30,
                                             2002                2002               2002
                                         -----------         -----------         -----------
REVENUES                                 $        --         $        --         $        --

EXPENSES
 General and administrative                       48               1,128               1,329
                                         -----------         -----------         -----------

NET LOSS                                 $       (48)        $    (1,128)        $    (1,329)
                                         ===========         ===========         ===========

LOSS PER SHARE                           $        --         $        --
                                         -----------         -----------

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                               3,000,000           3,000,000
                                         ===========         ===========


                Read Accompanying Notes to Financial Statements.

                            ADVANCED INCUBATOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Period From
                                                                       July 23, 2001
                                                    Nine Months         (Inception)
                                                 Ended September 30,   to September 30,
                                                       2002                2002
                                                 ------------------    ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                                           $(1,128)              $(1,329)
                                                     -------               -------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Repayment of stock
   subscriptions receivable                              300                   300
  Additional paid-in capital                           1,050                 1,050
  Increase in amount due to
   stockholder                                            --                   201
                                                     -------               -------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                            1,350                 1,551
                                                     -------               -------

NET INCREASE IN CASH                                     222                   222

CASH - BEGINNING                                          --                    --

CASH - ENDING                                        $   222               $   222
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
                                                     =======               =======

                Read accompanying Notes to Financial Statements.

                            ADVANCED INCUBATOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



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

                            ADVANCED INCUBATOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

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

NOTE 3.           RELATED PARTY TRANSACTIONS
                  --------------------------

                  OFFICE FACILITIES
                  -----------------

                  The Company shares office space with a law practice, the partners of which are the stockholders. No rent is being charged to the Company.

NOTE 4.           CAPITAL STOCK
-------           -------------

                  As of September 30, 2002, 3,000,000 common shares were issued and outstanding, of which 1,000,000 common shares were issued to an officer and promoter of the Company. No preferred shares were issued or outstanding.

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

Results of Operations

For the nine months ended September 30, 2002 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination. The Company has incurred operating losses to date of $1,329 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

Liquidity and Capital Resources

The Company has cash of $222 and no liabilities. The investigation of prospective business candidates involves the expenditure of capital. The Company will likely have to look to its sole officer, its shareholders or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude a business combination or to pay ongoing operating expenses.


PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.   Legal Proceedings

None.

Item 2.   Change in Securities

None.

Item 3.   Defaults Upon Senior Securities

We have not issued any senior securities and as such there have been no defaults.

Item 4.   Submission of Matters to a Vote of Security Holders

We have not submitted any matters to a vote of our security holders, whether through proxy or otherwise, during the quarter ended September 30, 2002.

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


ADVANCED INCUBATOR, INC.


/s/ Kenneth S. Pollock
--------------------------
BY: /s/ Kenneth S. Pollock,  president
Dated: This 19th day  of November 2002

                                  CERTIFICATION


I, Kenneth S. Pollock,  certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Advanced Incubator, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 19, 2002          / S /Kenneth Pollock
                                    -------------------------
                                    Kenneth Pollock,
                                    President/CFO